Form 10-K
period 2018-12-31
Ford Credit Auto Owner Trust 2015-C
filed 2019-03-25
CIK 1652456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of Ford Motor Credit Company LLC (“Ford Credit”) and The Bank of New York Mellon (“BNYM”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Auto Owner Trust 2015-C (the “Trust”). Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2018 and for the period from January 1, 2018 through December 31, 2018, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

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

4.1
Indenture, dated as of September 1, 2015, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.1 to the Trust’s Form 8-K under Commission File No. 333-205966-01, as filed with the Commission on September 24, 2015, which is incorporated herein by reference).

10.1
Amended and Restated Trust Agreement, dated as of September 1, 2015, between FCAR Two and U.S. Bank Trust National Association, as owner trustee (included in Exhibit 10.1 to the Trust’s Form 8-K under Commission File No. 333-205966-01, as filed with the Commission on September 24, 2015, which is incorporated herein by reference).

10.2
Receivables Purchase Agreement, dated as of September 1, 2015, between Ford Credit and FCAR Two (included in Exhibit 10.2 to the Trust’s Form 8-K under Commission File No. 333-205966-01, as filed with the Commission on September 24, 2015, which is incorporated herein by reference).

10.3
Sale and Servicing Agreement, dated as of September 1, 2015, among Ford Credit, as Servicer, FCAR Two and the Trust (included in Exhibit 10.3 to the Trust’s Form 8-K under Commission File No. 333-205966-01, as filed with the Commission on September 24, 2015, which is incorporated herein by reference).

10.4
Administration Agreement, dated as of September 1, 2015, between Ford Credit and the Trust (included in Exhibit 10.4 to the Trust’s Form 8-K under Commission File No. 333-205966-01, as filed with the Commission on September 24, 2015, which is incorporated herein by reference).

10.5
Account Control Agreement, dated as of September 1, 2015, between BNYM and the Trust (included in Exhibit 10.5 to the Trust’s Form 8-K under Commission File No. 333-205966-01, as filed with the Commission on September 24, 2015, which is incorporated herein by reference).

10.6
Asset Representations Review Agreement, dated as of September 1, 2015, between Ford Credit, as Servicer, the Trust and Clayton Fixed Income Services LLC, as Asset Representations Reviewer (included in Exhibit 10.6 to the Trust’s Form 8-K under Commission File No. 333-205966-01, as filed with the Commission on September 24, 2015, which is incorporated herein by reference).

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

Ford Credit Auto Owner Trust A 2015-C (Issuing entity)
By: Ford Motor Credit Company LLC (Servicer)
By: /s/ Jason C. Behnke Jason C. Behnke Vice President and Assistant Treasurer (senior officer of Servicer in charge of servicing function)

March 25, 2019